Form 10-K
period 2016-09-30
Rancho Santa Fe Mining, Inc.
filed 2017-01-13
CIK 1660329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

RANCHO SANTA FE MINING, INC.

(Exact name of registrant as specified in its charter)

Nevada		47-4674458
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

500 N Rainbow Blvd, Suite 300

Las Vegas, NV 89107

(Address of principal executive offices, including zip code)

(858) 717-8090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of January 12, 2017, the registrant had 31,576,000 shares of its common stock, par value $0.001, issued and outstanding.

Documents Incorporated By Reference: None.

RANCHO SANTA FE MINING, INC.

FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2016

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business.

Overview

Rancho Santa Fe Mining, Inc. (“Rancho”, “we” or the “Company). The Company was incorporated in the State of Nevada on July 24, 2015. We were incorporated and our business plan called for the Company to seek out and acquire various mining assets in the State of Nevada. We are a precious metals exploration and development Company with the objective of becoming a gold producer. The Company is currently focused on the advancement of its two principal projects: the Virginia and Vanity Fair patented claims.

On October 28, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase”) with Humboldt Mining Company, Inc., a Nevada corporation (“HMCI”). Pursuant to the Asset Purchase Agreement, the Company acquired 100% of the assets owned by HMCI, including, but not limited to: (i) all the real property, leasehold improvements, fixtures, furniture, machinery and equipment owned by the HMCI and relating to or used in HMCI’s operations; and, (ii) all inventory, including finished goods, raw materials and work in process as well as the right to receive inventory ordered by the HMCI for use in its operations; and, (iii) in addition to the foregoing, we acquired all the books and records of HMCI, as well as all intangible assets held, owned or controlled by HMCI (collectively, (i), (ii) and (iii) are referred to hereinafter as the “Acquired Assets”). As per the Asset Purchase we acquired various liabilities of HMCI, including: (i) the assumption of all liabilities arising out of any unfilled customer orders outstanding as of the date the Asset Purchase closed. The Company is entitled to any future payments relating to any payments made pursuant thereto; (ii) the assumption of obligations relating to a lawsuit and default judgment, including, but not limited to the obligation to pay attorneys’ fees of approximately $20,000.00, and, (iii) inherited HMCI’s reclamation liability, if any, as it is related to the property. There are no royalties due or owing on the purchased claims. The only amounts due are local property taxes, which are assessed annually.

In exchange for the Acquired Assets, the Company issued to the HMCI shareholders Thirteen Million Five Hundred Thousand (13,500,000) shares of the Company’s $0.001 par value common stock, which represented fifty (50%) percent of the Company’s issued and outstanding shares at the time of issuance.

The Company now owns land and the patented mining rights North of Elko, Nevada, nearby the formation known as the Carlin Trend. The Company’s property includes two patented claims – the Virginia and Vanity Fair patented claims - comprising what is known as the Prunty Mine Area (Vanity Fair, Virginia, 3871 Mining Survey Number). The 2 patented mining claims (Prunty Mine – Virginia and Vanity Fair Patents) total approximately 40 acres. The importance of these patented claims cannot be underestimated. We own the Patented Mining Claims and the mineral rights associated with the Patents have no expiration date, subject to property taxes being paid on the property.

Operationally, the Company intends to outsource fully 100% of the exploration, site preparation and extraction operations to a third party who provides all manpower, equipment and operational expenses associated therewith. Insomuch as this work will be outsourced and the Company income will be based on profits from the sale of gold recovered by the contractors received therefrom, the Company cannot speak to the outsourced expenditures related to exploration, site preparation and extraction.

As such, the proceeds will largely be utilized for payroll, outsourced consultants and asset maintenance and development. The Company plans to retain four full time staff and lease nominal executive office facilities in Nevada. All legal, accounting, shareholder relations and geology can be outsourced to consultants as needed. Business development is limited to developing and maintaining a website presence, and nominal travel and business entertainment expense. The primary additional operations entail asset development, which includes the maintenance of applicable permits and claim renewals, as well as the outsourced production of independent Reserve Reports annually.

The purpose of this exploration program is to identify a gold ore body. Geophysics (a magnetic survey and GIS compilation) was commissioned in the summer of 2011 by Humboldt Mining Company. The geophysical survey was completed in the field by Christopher McGee and interpreted by James Wright of Wright Geophysics. The data returned identified 2 anomalies on the Prunty patented claims. These anomalies that are the target of the current exploration program.

The exploration (drilling) will begin as soon as is feasible. First, the drill hole locations must be identified. The anomalies have been identified by the geophysical survey completed in 2011.

On the blow up of the 1:24,000 topo map, a 4WD drive road is marked coming up the back (north - west) side of the Prunty ridge from Union Gulch to the north. At present, there is no assurance that the USFS (United States Forest Service) would allow its use. If this road can be used for drill access, the drilling could begin as soon as the USFS approves its use. The target is on patented claims surrounded by Forest Service lands with a permitted access road up the front (south) side to the historic Prunty mine area, after fording the creek.

No drilling can begin until water drops in the creek (If 76 Creek is to be forded), which, at the earliest, would be late summer into the fall.  The creek needs to be forded and an access road to the proposed drill sites may need to be constructed on patented lands from the mine site. The corners of the patented claims would be marked by Carlin Trend Mining services.

Initial drilling would be completed by a buggy or track mounted RC drill. A fence would be drilled across each of the anomalies (there are 2 total) with angle drill holes. At least one of the anomalies would be drilled as time permits. The depth of each drill hole would be no deeper than about 700 feet and the angle would be no shallower than -55.

At this point in time, we do not know how many holes would be needed, but based on the map, we expect about 8 to 12 drill holes in the 1st phase if both anomalies are drilled. Following phases would likely be core drill holes and possibly deeper. If anything is found, the hole likely would need to be twinned by a core hole. Whether or not a 2nd phase can be completed before winter sets in, is weather dependent. The assay results need to be in hand and evaluated. ALS Chemex in Elko, Nevada would be used for assaying.

As discussed, an access road to the drill site would likely need to be constructed to the drill sites from the historic Prunty mine site. All of this would be on parented lands and of less than 5 acres’ total disturbance. The NDEP has told me that no specific permit is required for this level of disturbance. Filing a Small Miner's notice would be sufficient. A reclamation bond may need to be posted to NDEP and the USFS would need to be notified, however.

Initial funding will mark the beginning of the development of the initial drill site. Further exploration phases will be conducted as needed in the following year. This further exploration may include opening of the Prunty mine. This decision will be made upon successful completion of the initial phases.

The best estimate is that a minimum of approximately USD 350,000 to a maximum of USD 900,000 would be needed to adequately fund the projects as envisioned. However, the following Drill Budget is a preliminary estimate of potential costs associate with the drilling program:

DRILL BUDGET 2017

		Unit	Price	Quantity	Amount
1	Mobilize Drill Rig				$7,500.00
2	Drilling	FT	$17.50	9800	$171,500.00
3	Install temporary surface casing 20 ft	FT	$95.00	280	$26,600.00
4	Drilling, Pulling Casing, Moving etc.	Hr	$300.00	14	$4,200.00
5	Standby, surveying	HR	$300.00	14	$4,200.00
6	Per Diem (3 men)	DAY	$300.00	30	$9,000.00
7	Travel Time	DAY	$250.00	30	$7,500.00
8	Backhoe	WK	$1,200.00	4	$4,800.00
9	Backhoe (operating Rate)	HR	$70.00		—
10	Water Truck - Service Vehicle	WK	$1,200.00	4	$4,800.00
11	Water Truck - Service Vehicle (operating Rate)	HR	$80.00	60	$48,000.00
12	Fuel	DAY	$750.00	30	$22,500.00
13	Demobilize Drill Rig				$7,500.00
14	Survey Drill Hole	EA	$1,000.00	14	$14,000.00
14	Estimated Sub-Total Drilling				$332,100.00
15	Contingencies 20%				$66,420.00
16	Estimated Grand Total Drilling				$398,520.00

17	Drill Road Construction				$9,000.00

18	ALS Minerals Sample Code Dry-21	EA	$2.64	2400	$6,336.00
19	ALS Minerals Sample Code Prep-31	EA	$7.35	2400	$17,640.00
20	ALS Minerals Sample Code AU-AA23	EA	$14.42	2400	$34,608.00
21	ALS Minerals Sample Code ME-ICP41	EA	$10.00	2400	$24,000.00
22	ALS Contingency (15%)				$12,000.00
23	ALS Minerals Grand Total				$82,584.00

24	Geologist - Logging, mapping, etc.	DAY	$400.00	30	$12,000.00
25	Overhead, Supervision				$25,000.00

	GRAND TOTAL:				$527,104.00

The proposed exploration work will be completed by Paul A. Pelke, Certified Professional Geologist No. 11461.  Please see resume attached.

There are no specific permit requirements if the disturbance is less than 5 acres and on private land. The United States Forest Service (USFS) needs to be informed and the Nevada Department of Environmental Protection (NDEP) Reclamation division has no requirements for such a level of disturbance. The NDEP would like a Small Miner's Permit filed so they know what is happening. The NDEP's Division of Reclamation may pay a visit to the site. On unpatented claims, the USFS needs a Plan of Operation (POO) filed and bonding posted for any level of disturbance. Even in designated road less areas, historic old roads can be used, especially with low impact vehicles. This is decided on a case-by-case basis, and only when a POO is filed. The USFS has a spreadsheet for determining the level of bonding required.

Asset Analysis

Background

In 1912, Dr. Pinkard Prunty purchased 1,200 acres of Nevada wilderness from the then future President of the United States, Herbert Hoover. Gold was discovered on the land soon after. Dr. Prunty immediately employed day workers with pick axes to begin extraction, and over the next decades purchased an additional 120,000 acres with his gold revenues. After his death, the property passed to his children, who continued to successfully mine gold on the property with pick-axes. In 1979, family member Charles Leavitt reviewed the mine’s books and uncovered the fact that revenues had been mishandled. This lead to a dispute and the family closing of the mine in 1980.

In 1997, David Leavitt, inherited the land and the associated patented mining claims on the property. Leavitt was the Chairman of Humboldt Mining Company, Inc.

Management believes there is persuasive evidence the geological structure of the area is potentially on a major mineralized zone, perhaps part of the Carlin Trend.

Based on management’s experience and all available documentation, we believe we have a “Carlin-type deposit”. This type of deposit possess what geologists call “disseminated gold.” It generally takes a microscope to see the gold in such deposits. In such deposits, the grade may be low but they make up for low-grade in high-volume. To extract gold from such low-grade deposits, miners crush tons of rock, which is piled into heaps and irrigated with cyanide, an industrial-scale mining technique that was actually pioneered at the Carlin Trend. As the gold price shot up at the end of the 1970s, mining companies rushed to look for similar deposits around the world - just as the Prunty family’s lands were closed in a family dispute.

The claims are located on private land in Elko County in Sections 13, 14, 23, and 24, Township 44 North, Range 57 East, Mount Diablo Baseline and Meridian, approximately 63 miles north of the town of Elko. The site can be accessed by traveling east on Interstate-80 to exit 333, turning north and then immediately taking the frontage road east. After approximately 1.25 miles, turn north on Charleston-Deeth Road. After approximately 41 miles, turn right onto county road NF-062 (Jarbidge-Charleston County Road - County Road 748), continuing for approximately 9 miles. Turn left onto the unnamed dirt road, ford 76 Creek and continue approximately 0.5 mile to the mine site.

The sedimentary units seen in the mine area are referred to as shales and limestones instead of their actual metamorphic counterparts. Limestones are Devonian. Pilot shale and Joana limestone are Pennsylvanian in age. Near the margins of the intrusive, the sediments have all been metamorphosed. The granodiorite plug is the oldest igneous unit on the property and is probably Jurassic in age. The intrusive is elongate to the northwest, parallel to the trace of the range-front fault. Along the southern edge of the intrusive in the Prunty mining area is a series of diabase dikes. It appears the Prunty mine was actually developed on this dike. The dike is composed mainly of plagioclase, chloritized hornblend and biotite. Volcanic rocks on the property area are all of the Jarbidge rhyolite formation. Mineralization is hosted in relatively narrow (four [4] to six [6] feet wide) quartz veins that dip at approximately 45 degrees.

The only work completed to date is the drilling described in the report "The Humboldt Mines Project, Elko County, Nevada" dated March 2, 2012, and there are, at present, no improvements or equipment on site. There is no equipment, infrastructure or other facilities on site. The nearest places to stay are Wild Horse Reservoir, Elko County Nevada, Owyhee, Idaho or Elko, Nevada. For the geophysical survey, the field operations were based out of Owyhee, Idaho. Once necessary, power will be sourced from diesel power and diesel powered generators if needed. The water will be obtained from the Black Warrior mine if accessible. If a USFS Permit is obtained, water can be obtained from 76 Creek. If this cannot be obtained, there are private wells in the town of Charleston, which is less than 5 miles from the project.

The property has no known reserves and the proposed program is exploratory in nature.

Map of the Mining Claims

The above map indicates that the area enclosed in the yellow box represents the Virginia and Vanity Fair Patented Claims held by the Company. These lie along the broader “Northwest Corridor”.

Pelke Technical Evaluation Report

In addition to his September 2015 opinion letter, in August, 2011, Paul Pelke was retained as a consulting geologist to prepare a technical evaluation report (hereinafter referred to as the “Pelke Report”) on the Humboldt Mines Project in northern Elko County, Nevada. The Pelke Report was completed February 24, 2012 and details the assets, locations, geology, production and exploration history of the Company’s patented lands. The key findings of the Pelke Report are summarized below.

The property has been drilled three times; in 1984, 1986 and 2010. Mr. Pelke collected 2 samples from various locations on the property and subsequently for analysis by the ALS Chemex analytical laboratory in Reno, Nevada. These returned gold traces between 0.028 ppm (parts-per-million) and 32.4ppm. A concentration of 34.2857 ppm is 1.0 OPT. All samples have been taken in a 7" x 12.5" poly-propylene sample bag. It is well known that a full sample bag of that size weighs between 7 and 8 pounds and that is the weight of each grab sample taken.

During the early summer of 2011, Humboldt Mining commissioned a ground magnetic survey of the Claim Group. Magee Geophysical Services of Reno, Nevada, carried out the survey and Wright Geophysics of Spring Creek, Nevada, completed the interpretation. Based on this data, Wright Geophysics produced two maps showing Areas of Interest (AOI). The ground magnetic survey delineates what is interpreted as a heavily intruded sedimentary terrain dominated by two primary structural orientations. Most prominent among the structures is a Northwest Corridor traversing the entire project area for 2 kilometers. This zone should be considered to be a principal target area. Wright interprets the corridor to be composed of one large continuous structure as well as several smaller parallel structures to the northeast.

At this time, the Company has performed no verification work of its own. The drilling and geophysics discussed above was completed in 2012. Both the drilling and the Ground Magnetic Survey and GIS Compilation were completed to industry standards.

The Pelke Report recommends initial work should be done in the Prunty Mine area. The quartz with sulfides recovered returned values of 32.4 ppm (about 1.0 OPT). Consequently, it may be possible to develop underground vein deposit. In addition, the Prunty Patented Claims cover the most important parts of the Northwest Corridor based on Areas of Interest (AOI) identified by Wright Geophysics.

Exploration Work: Prunty Claims Virginia and Vanity Fair Patents

When Pelke arrived on the claim group, the initial work that was showed consisted of three areas: the Prunty Mine itself and the Cleveland and Manhattan Patents area.

Samples 199056 and 199057 were grab samples taken from the Prunty Dump. The mine itself was not accessible because the portal was caved. 199056 was a grab sample of a quartz fraction which contained visible sulfides. The sulfides included pyrite, chalcopyrite and possible arsenopyrite. 199057 was a grab sample of the dark fraction which appeared to be a fine grained mafic intrusive with possible disseminated sulfides. 199056 (Quartz fraction) returned 32.4 ppm Au (which is equivalent to just over 1 ounce of Au per metric ton), while 199057 (mafic intrusive) returned 0.028 ppm Au. The sample locations can be found on Figure 5 at the point labeled “PRUNTY”. (Figure 5 attached).

Sample results are given in “Table of Detailed Sample Results” which was prepared by ALS Chemex in Reno, Nevada. The weights are given along with the results.

Later, after the area was run for ground magnetics by Magee Geophysics of Reno, Nevada, and interpreted by Wright Geophysics of Elko, Nevada.

The patented Prunty Claims present a very interesting target area (Figures 5, 6, 8 and 9). Not only does the high grade Prunty Mine lie on this patented ground but also the intrusive interpreted to be present by Wright as well as the portion of the Northwest Corridor that has several of the largest and most important AOI's as defined by Wright 2011.

The yellow box outlines the Virginia and Vanity Fair Patented Claims. The red hachured areas represent Areas of Interest (AOI) as defined by Wright Geophysics (2011). The mapped road shows access to the Prunty Patents, which is already permitted by the USFS.

The ground magnetic survey delineates what is interpreted as a heavily intruded sedimentary terrain dominated by two primary structural orientations. Most prominent among the structures is a Northwest Corridor traversing the entire project area for 2 kilometers. Diabase dikes, which have been noted to be associated with mineralization at the Prunty Mine, are interpreted along the entire length of the Northwest Corridor (Wright, 2011). Consequently, this zone which was defined by Wright Geophysics, should be considered to be the principal target area. Wright interprets the corridor to be composed of one large continuous structure as well as several smaller parallel structures to the northeast. The Prunty is located within this corridor, and have the best geophysical anomalies in the entire area.

Figure 5 – 2010 Drill Hole and Sample Locations

EJ-1
EJ-2
EJ-3
HM-1&2
EJ-4
R-11
R-12
HM-3,4&5
EJ-11
R-8
R-7
R-1
R-10
R-9
EJ-10
R-2
R-5
PRUNTY INTRUSION
STRUCTURAL CONVERGENCE
R-4
EJ-9
R-3
R-6
EJ-6
EJ-5
NORTHWEST CORRIDOR
N
0
1,000
2,000
feet

Figure 6 – Interpretation with Residual Magnetics

(After Wright, 2011)

EJ-1
EJ-2
EJ-3
R-8
R-7
R-1
199058
PLACER
R-9
R-2
R-5
R-4
R-3
R-6
PRUNTY INTRUSION
PRUNTY
EJ-9
EJ-10
R-11
R-12
DH 3,4
ADIT
EJ-11
GRAHAM
EJ-6
EJ-5
STRUCTURAL CONVERGENCE
NORTHWEST CORRIDOR
N
1:15,000
0
1,000
2,000
Meters
feet
0
170
340
680
1,020
1,360

Figure 8 – AOI’s over NAIP Aerial Photography

(After Wright, 2011)

Figure 9 - Prunty Area Enlarged

RECOMMENDATIONS

It is recommended that the initial work be done in the Prunty Mine area. The quartz with sulfides recovered from the dump returned Au values of 32.4 ppm Au. This amounts to approximately 1 ounce per metric ton (tonne). Consequently it may be possible to develop a high grade underground vein deposit. In addition the Prunty Patented Claims also cover one of the most important parts of the Northwest Corridor (Figure 9), based on the size of the AOI's identified by Wright Geophysics(2011).

Since this is Patented land (Private) no direct US Forest Service approval is needed to begin work. The USFS is interested in work completed on Patented Lands in so far as it impacts adjoining USFS Lands. Apparently, Humboldt Mining Company already has approval from the Forest Service to rehabilitate the access road located on the unpatented surrounding ground up the hill to the Prunty Mine portal area.

The Humboldt Mining Company (and its successor Rancho Santa Fe Mining Inc.) has been in contact with the Nevada Department of Environmental Protection (NDEP). Rock and water samples have been submitted to an approved environmental laboratory for analysis. The sample results raised no obvious red flags and a waste water discharge permit should be approved within the standard time frame, i.e., about 5 to 6 months.

Since the Virginia and Vanity Fair is private land, roads can then be constructed to access drill sites on the principal Northwest Corridor structure. There generally is no close monitoring by the NDEP (Nevada Department of Environmental Protection) but a plan does need to be filed.

The Humboldt Mining Company (and its successor Rancho Santa Fe Mining Inc.) has been in contact with the Nevada Department of Environmental Protection (NDEP). Rock and water samples have been submitted to an approved environmental laboratory for analysis. The sample results raised no obvious red flags and a waste water discharge permit should be approved within the standard time frame, i.e., about 5 to 6 months.

Since the Virginia and Vanity Fair is private land, roads can then be constructed to access drill sites on the principal Northwest Corridor structure. There generally is no close monitoring by the NDEP (Nevada Department of Environmental Protection) but a plan does need to be filed.

If the Prunty Mine were reopened and rehabilitated, underground drilling can be considered for use in trying to define other high grade veins. Underground drilling may prove to be less expensive and more efficient in locating extensions of and/or parallel structures to the Prunty than by drilling from the surface.

Table of Detailed Sample Results

ROCK SAMPLES

	WEI-21	Au-AA23	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41
Sample	Recvd Wt.	Au	Ag	Al	As	Ba	Bi	Ca	Co
Description	kg	ppm	ppm	%	ppm	ppm	ppm	%	ppm
199056	2	32.4	62.3	0.11	>10000	10	655	3.9	13
199057	1.48	0.028	0.2	1.96	52	290	3	1.56	18

Sample		ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41
Description		Cr	Cu	Fe	Ga	La	Mg	Mn	Mo
199056		ppm	ppm	%	ppm	ppm	%	ppm	ppm
199057		9	3930	2.88	<10	<10	0.08	348	<1
		155	100	2.73	10	10	2.15	303	1

Sample		ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41
Description		Na	Ni	P	Pb	S	Sb	Sc	Sr
		%	ppm	ppm	ppm	%	ppm	ppm	ppm
199056		<0.01	14	60	1570	2.35	3310	1	42
199057		0.14	100	950	4	0.07	22	6	76

Sample		ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41
Description		Th	Ti	Tl	U	V	W	Zn
		ppm	%	ppm	ppm	ppm	ppm	ppm
199056		<20	<0.01	<10	<10	1	<10	2710
199057		<20	0.17	<10	<10	89	<10	45

Mining Technique: Cyanide Heap Leaching

The geology of the Company’s assets dictates the Company use of Cyanide Heap Leaching similar to the mining techniques pioneered and used at the nearby Carlin Trend. More than 90% of all gold extracted worldwide relies upon the use of cyanide. Of the 1.1 million tons of hydrogen cyanide (HCN) produced annually, only 6% is for use in the mining industry. The remaining 94% is used to produce a wide variety of products such as adhesives, computer electronics, fire retardants and nylon.

In heap leaching, a cyanide solution is dripped or sprayed onto heaps of crushed ore that is placed over impervious liners. The cyanide solution dissolves minute particles of gold and silver in the ore to form a water-soluble compound. The resulting solution containing the metals in this form is collected and processed to extract the gold and silver for further refining. The remaining cyanide solution is then recycled and reused for extraction.

Mine operators have stringent safety practices to minimize risks to workers, the environment, and communities. These include strict workplace safety measures, employee training programs and emergency response plans to prepare workers to respond quickly to exposure to cyanide or spillage. To prevent any release to the environment, mines integrate protective measures such as constructing liquid containment areas around tanks, utilizing impervious liners beneath leach pads and ponds, and installing leak detection and collection systems.

Nevada has over 100 active cyanide leach operations. Nevada's Water Pollution Control Law has cyanide performance standards for groundwater. Guidelines specific to cyanide operations for closure and reclamation are outlined in the Nevada Department of Environmental Protection's (DEP) "Evaluations for Closure". All mining permits require stabilization of tailings and spent ore during closure. Closure is considered complete when the facility and mined areas have been stabilized and no longer have the potential to degrade waters of the state. Reclamation standards are site-specific. No design standards are prescribed in the Nevada law. The Nevada Department of Wildlife has a permit program for industrial ponds, including tailings impoundments and all cyanide process ponds.

In order to get a viable feasibility study, the Company needs to have a metallurgical test run on the potential ores from the property. This is a must in order to define an economic reserve and will determine whether or not the potential ore in question is amenable or not to heap leaching or milling. The testing will be done by a reputable and certified laboratory, such as McClelland Labs in Reno, Nevada. The amount of material will be determined by the laboratory (usually tons).

The Company intends to maintain quality assurance/quality control protocols, including when preparing samples, ensuring proper custody, assay precision and accuracy as we implement our exploration plans. There are three aspects to a proper QA/QC program: Blanks, Duplicates and CRM or Certified Reference Material.

BLANKS: Blank material can be purchased from a local supplier, which consist of crushed concrete blocks. These have been assayed and have statistics on the results. Alternatively, one can purchase decorative cobbles (usually marble) from a local hardware store. The idea is to put the reference blanks through the process of crushing and pulverization in the same manner as the gold bearing material. Proper cleaning of the crusher-pulverizer between gold bearing samples is essential due to the possibility of gold smearing inside this equipment, especially from higher-grade samples.

DUPLICATES. It is easy and straightforward to produce duplicate samples in a Reverse Circulation drill program as the company proposes. In a core program, field sample duplicates necessitate using 1/4 of the core as a duplicate. Laboratory samples need to be arraigned before hand with the assay laboratory. This duplicate will be taken after crushing and before pulverization, and will require submitting an empty sample bag with a sequential tag to the lab. This will test a laboratory's sample preparation procedure. Laboratories routinely insert blanks into each batch.

CRM or CERTIFIED REFERENCE MATERIAL. In this case, the matrix of the CRM should be similar to the sample. Since the samples consist of shales, limestones and cherts, finding a suitable CRM is not easy. In Reno, the CRM's available come from local mines and western volcanic rocks, the matrix of which is not compatible with the rock types expected.

Regulatory:

On the patented (private) lands, no direct US Forest Service (USFS) approval is needed to begin work. The USFS is primarily interested in work completed on Patented Lands only to the extent such work impacts adjoining USFS Lands. To get approval to drill in 2010, the USFS had to conduct archeological, biological, botanical and water quality evaluations of the project site and received approval at that time. The Company already has approval from the USFS to rehabilitate the access road located on the unpatented surrounding ground up the hill to the Prunty Mine portal area.

The USFS is reluctant to allow building of new roads. Consequently, drill pads need to be located along or next to existing roads. There are many old drill roads in the area, some dating from the 1984 and 1986 drilling. On private land, roads can be constructed to access drill sites on the principal Northwest Corridor structure. From the standpoint of working on the lands, topography is gentle to moderate and vegetation is mostly sagebrush. The average annual precipitation over the area varies from 8 to 15 inches, a major portion of which occurs as snow during the winter months. There is no electrical power line to the property. Elko is the most prominent population center in the area and provides a broad range of services and supplies to the mining industry.

The agency responsible for patented claims is the Nevada Division of Environmental Quality (NDEQ) in Carson City, Nevada. There are no known environmental liabilities within the claim group. Humboldt was also in contact with the Nevada Department of Environmental Protection (NDEP). Rock and water samples were submitted and there were no red flags. There generally is no stringent monitoring by the NDEP (Nevada Department of Environmental Protection), but a plan must be filed.

Employees

We currently do not have any employees but we intend to hire our current Chief Executive Officer, our current Chief Financial Officer and our two directors in the near future..

Available information

The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have a history of operating losses and we cannot guarantee that we can ever achieve sustained profitability.

We have recorded a net loss attributable to common stockholders in most reporting periods since our inception. Our net loss for the years ended September 30, 2016 and September 30, 2015 were $164,297 and $143,434, respectively. Our accumulated deficit at September 30, 2016 was $307,731. Losses are expected to continue for the foreseeable future. The Company expects to continue to have development costs as it develops its next generation of products. We may never achieve profitable operations or positive cash flow.

We are an exploration stage company and may never be able to carry out business or achieve any revenues or profitability; at this stage, even with good faith efforts, potential investors have a high probability of losing their entire investment.

We have not earned any revenues as of the date of this current report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. We anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses in the foreseeable future. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We are dependent on our two principal projects for our future operating revenue, neither of which currently has proven or probable reserves.

The Virginia and the Vanity Fair Project do not have identified proven and probable mineral reserves. The costs, timing and complexities of upgrading either property to proven and probable reserves may be greater than we anticipate. Mineral exploration and development involves a high degree of risk that even a combination of careful evaluation, experience and knowledge cannot eliminate, and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration programs will establish the presence of any proven or probable mineral reserves. The failure to establish proven or probable reserves would severely restrict our ability to implement our strategies for long-term growth.

We cannot be certain that our acquisition, exploration and evaluation activities will be commercially successful.

We currently have no properties that produce gold in commercial quantities. Substantial expenditures are required to acquire existing mining properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot provide assurance that any gold or other metal reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis. Factors including costs, actual mineralization, consistency and reliability of ore grades and commodity prices affect successful project development, could have a material adverse effect on our future results of operations.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations.

The capital costs to take our claims into production may be significantly higher than anticipated. We may ultimately base our decisions about the development of the projects based on a feasibility study. We have not prepared a feasibility study for the either, but we may use a portion of the proceeds of the offering to produce one if we deem it necessary or appropriate to do so. Our evaluations of our business and prospects are subject to change, including after any feasibility study has been conducted, which could materially adversely affect our prospects.

Historical production at either of our claims may not be indicative of the potential for future development.

There is currently no commercial production at either claim and, since acquiring ownership, we have never recorded any revenues from commercial production. You should not rely on the fact that there were historical mining operations at the either claim as an indication that we will ever have future successful commercial operations. In order for us to develop new mining operations, we will be required to incur substantial operating expenses and capital expenditures to refurbish and/or replace existing infrastructure.

Land reclamation and mine closure may be burdensome and costly.

Land reclamation and mine closure requirements are generally imposed on mineral exploration companies, which require us to, among other things, to minimize the effects of land disturbance. Such requirements may include controlling the discharge of potentially dangerous effluents from a site and restoring a site’s landscape to its pre-exploration form. The actual costs of reclamation and mine closure are uncertain and planned expenditures may differ from the actual expenditures required. Therefore, the amount that we are required to spend could be materially higher than current estimates. Any additional amounts required to be spent on reclamation and mine closure may have a material adverse effect on our financial performance, financial position and results of operations, and may cause us to alter our operations. In addition, we are required to maintain financial assurances, such as letters of credit, to secure reclamation obligations under certain laws and regulations. The failure to acquire, maintain or renew such financial assurances could subject us to fines, penalties, or suspension of our operations. Additionally, even if we cease exploration at either claim, we will be required to expend cash and other resources to satisfy ongoing care and maintenance obligations.

Our operations involve significant risks and hazards inherent to the mining industry.

Our operations involve the operation of large pieces of drilling and other heavy equipment. Hazards such as fire, explosion, floods, structural collapses, industrial accidents, unusual or unexpected geological conditions, ground control problems, cave-ins, flooding and mechanical equipment failure are inherent risks in our operations. Hazards inherent to the mining industry can cause injuries or death to employees, contractors or other persons at our mineral properties, severe damage to and destruction of our property, plant and equipment and mineral properties, and contamination of, or damage to, the environment, and can result in the suspension of our exploration activities and any future development and production activities. While the Company aims to maintain best safety practices as part of its culture, safety measures implemented by us may not be successful in preventing or mitigating future accidents.

The mining industry is very competitive.

The mining industry is very competitive. Much of our competition is from larger, established mining companies with greater liquidity, greater access to credit and other financial resources, newer or more efficient equipment, lower cost structures, more effective risk management policies and procedures and/or a greater ability than us to withstand losses. Our competitors may be able to respond more quickly to new laws or regulations or emerging technologies, and devote greater resources to the expansion or efficiency of their operations. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and gain significant market share to our detriment. We may not be able to compete successfully against current and future competitors, and any failure to do so could have a material adverse effect on our business, financial condition, or results of operations.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, that the Company could elect not to be insured against such liabilities due to high premium costs or other reasons, in which event, significant costs could be incurred that could have a material adverse effect on our financial condition.

Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices, inherent variability of ore, and recoverability of metals in the mining process.

There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

We may be unable to raise additional capital on favorable terms.

The exploration and development of our development properties will require significant capital investment to achieve commercial production. We may have to raise additional funds from external sources in order to maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available, we may have to substantially reduce or cease operations.

Our exploration and eventual development operations are subject to environmental regulations which could result in the incurrence of additional costs and operational delays.

All phases of operations are subject to environmental regulation. Environmental legislation is evolving in some jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulations, if any, will not adversely affect the Company’s projects. We will be subject to environmental regulations with respect to properties in Nevada, under applicable federal and state laws and regulations. Production at either claim may involve the use of sodium cyanide, which is a toxic material. Should sodium cyanide leak or otherwise be discharged from the containment system, we may become subject to liability for cleanup work that may not be insured. While appropriate steps will be taken to prevent discharges of pollutants into the ground water and the environment, we may become subject to liability for hazards that it may not be insured against.

U.S. Federal Laws

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on the Company’s production levels or create additional capital expenditures in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. The groups who could be found liable include, among others, the current owners and operators of facilities, which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. The Company cannot predict the potential for future CERCLA liability with respect to its properties.

Increased costs could affect our financial condition.

We anticipate that costs will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on profitability.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Factors such as business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower corporate earnings and lower business investment, our operations could be negatively impacted. Purchasers of gold production may delay or be unable to make timely payments. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial conditions.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We will be dependent on various supplies and equipment to carry out our mining exploration and development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore, limit or increase the cost of production.

If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of key management employees. We do not have and currently have no plans to obtain key man insurance with respect to any key employees. We will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, then development and growth could be significantly curtailed.

Principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval, which could delay or prevent a change in corporate control or result in the entrenchment of management or the Board of Directors, possibly conflicting with the interests of other stockholders.

Major shareholders and the President’s position on the board of directors could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control of our business. This control could have the effect of delaying or preventing a change in control or entrenching management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

Our Articles of Incorporation exculpates our officers and directors from certain liability to our Company or our stockholders.

Our Articles of Incorporation contain a provision limiting the liability of our officers and directors for their acts or failures to act, except for acts involving intentional misconduct, fraud or a knowing violation of law. This limitation on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our stockholders from suing our officers and directors based upon breaches of their duties to our Company.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We have a “going concern” opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

Our independent registered public accountants have expressed doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business. As a result, we may have to liquidate our business and investors may lose their investment. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations. Investors should consider our independent registered public accountant’s comments when deciding whether to invest in the Company.

We will incur significant costs as a result of being a publicly traded company and such costs may increase when we cease to be an emerging growth company.

As a publicly traded company, we will incur legal, accounting and other expenses estimated to range from $250,000 to $350,000 per year, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange, as well as additional corporate governance requirements, including applicable requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase our legal and financial costs, particularly after we are no longer an emerging growth company, and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Further, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and, potentially, civil litigation.

The recently enacted JOBS Act reduces certain disclosure requirements for emerging growth companies, thereby decreasing related regulatory compliance costs. We qualify as an emerging growth company. However, when we cease to be an emerging growth company, we will be unable to take advantage of the reduced regulatory requirements and any associated cost savings.

Efforts to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and related rules and regulations of the SEC; although, as an emerging growth company, we are exempt from the requirement to provide an auditor attestation to management’s assessment of its internal controls as required by Section 404(b) of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur additional expenses in the near term that may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the applicable provisions of Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following:

•	competition;

•	additions or departures of key personnel;

•	the Company’s ability to execute its business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company and which may dilute our share value.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock, par value $0.001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Property.

Our executive offices are located at 500 N Rainbow Blvd, Suite 300, Las Vegas, NV 89107. We currently rent this space for approximately $1,500 a month.  Currently, this space is sufficient to meet our needs. We do not foresee any significant difficulties in obtaining any required additional space if needed. We do not own any real property.

Item 3. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

 On March 25, 2015, Robert Robison filed suit against Humboldt Mining Company, Inc. (“Humboldt”) seeking declaratory judgment with respect to Robison’s (i) alleged ownership of certain unpatented mining claims in Elko, Nevada, for which he is seeking a declaratory judgment; and (ii) alleged 10% ownership in Humboldt. In addition, Robison claims that he is owed $24,200 under a prior consulting agreement with Humboldt. (Robison v. Humboldt Mining Company, Inc., CV-BU15-169, Department 1, Fourth Judicial District of the State of Nevada, County of Elko).

The Company, in its Asset Purchase Agreement with Humboldt, agreed to pay for any future payments owed on this lawsuit in addition to up to $20,000 in legal fees. A default judgment was entered into against Humboldt. On July 7, 2016, Humboldt filed a motion to set aside the default judgment which was granted by Order of the Court on July 26, 2016.

On October 6, 2016 Robert Robison refiled the above suit against Humboldt Mining Company Inc. and included Rancho Santa Fe Mining, Inc. seeking a jury trial with respect to Robison’s (i) alleged ownership of certain unpatented mining claims in Elko, Nevada, (ii) 10% ownership in Humboldt and Receipt of a $24,200 bond under a 2013 contract with Humboldt as payment for prior services (iii) misuse of Robison name, (iv) and failure to allow minority stockholder decent.

Case is Robert R Robison, individually and derivatively on behalf of Humboldt Mining Company Inc. Plaintiff, vs. Humboldt Mining Company Inc.; “Baron” William David Leavitt; Robert D. Dennis; and Rancho Santa Fe Mining, Inc. Civil No. 3:16-cv-00583-RCJ-WGC

Rancho has filed a reply and a countersuit on November 28, 2016 for damages. The reply states that Robison (i) fraudulently has title to the claims 1-109 discussed in the compliant, (ii) that Robison has received all shares due based on the 2013 Cancellation Contract and that his shares are 10% of Humboldt and the $24,200 bond has not been released from the U.S. Forestry Services, (iii) Rancho has removed Robison’s name from all publicly available locations, (iv) and Humboldt’s duly elected board of directors made the decision to sell Humboldt to Rancho in a manner completely consistent with the clearly stated objectives of the company.

The countersuit against Robison consists of (i) failing to register claims staked by Humboldt, paid for and maintain by Humboldt Mining in the name of Humboldt Mining, (ii) while acting as CEO of Humboldt mining, Robison was directly representing to Rancho that the claims 1-109 were part of the Humboldt assets being acquired by Rancho, (iii) that Robison converted Humboldt property to his personal property, that Robison has unjustly retained Humboldt Mining’s money and other property to include the claims, technical reports, and other documents paid for by Humboldt Mining, expenses incurred in maintaining, drilling, developing and exploring claims 1-109 including a trailer provided, (iv) Robison, as a consultant and later as Chief Executive Officer of Humboldt Mining provided negligent representations to the Humboldt Board of Directors as well as to the CEO of Rancho Santa Fe Mining who was in the process of acquiring Humboldt; (v) that Robison’s actions created harm to Rancho at a critical time when going public;

Counter claim is Humboldt Mining Company Inc. and Rancho Santa Fe Mining, Inc. vs. Robert Robison. Case no. 3:16-CV-00583-RCJ-WGC.

Robison’s response is due on January 13, 2017.

With the exception of the foregoing dispute, the Company is not involved in any disputes and does not have any litigation matters pending.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

There is currently no public trading market for our Common Stock and no such market may ever develop. While we intend to seek and obtain quotation of our Common Stock for trading on the OTC Markets (“OTCQB”), there is no assurance that our application will be approved. An application for quotation on the OTCQB must be submitted by one or more market makers who: 1) are approved by the Financial Industry Regulatory Authority (“FINRA”); 2) who agree to sponsor the security; and 3) who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTCQB. In order for a security to be eligible for quotation by a market maker on the OTCQB, the security must be registered with the SEC and the company must be current in its required filings with the SEC. There are no listing requirements for the OTCQB and accordingly no financial or minimum bid price requirements. We intend to cause a market maker to submit an application for quotation to the OTCQB upon the effectiveness of this Registration Statement of which this Prospectus forms a part. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. Our common stock is not currently quoted on any market or national exchange.

(b) Holders

As of January 12, 2017, there were approximately 19 holders of record of our common stock.  This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

None.

Transfer Agent

Our transfer agent is Action Stock Transfer and its phone number is (801) 274-1088. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares.

Recent Sales of Unregistered Securities

During the year ended September 30, 2016, there were no sales of unregistered securities by the Company.

Rule 10B-18 Transactions

During the year ended September 30, 2016, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Overview

The Company was incorporated in the State of Nevada on July 24, 2015. We were incorporated and our business plan called for the Company to seek out and acquire various mining assets in the State of Nevada. Rancho Santa Fe Mining Inc. is precious metals exploration and development company with the objective of becoming a gold producer. The Company is currently focused on the advancement of its two principal projects: the Virginia and Vanity Fair patented claims.

On October 28, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase”) with Humboldt Mining Company, Inc., a Nevada corporation (“HMCI”). Pursuant to the Asset Purchase Agreement, the Company acquired 100% of certain assets owned by HMCI, including, but not limited to: (i) all the real property, leasehold improvements, fixtures, furniture, machinery and equipment owned by the HMCI and relating to or used in HMCI’s operations; and, (ii) all inventory, including finished goods, raw materials and work in process as well as the right to receive inventory ordered by the HMCI for use in its operations; and, (iii) in addition to the foregoing, we acquired all the books and records of HMCI, as well as all intangible assets held, owned or controlled by HMCI (collectively, (i), (ii) and (iii) are referred to hereinafter as the “Acquired Assets”).

In exchange for the Acquired Assets the Company issued to the HMCI shareholders Thirteen Million Five Hundred Thousand shares of the Company’s $0.001 par value common stock, which represented fifty (50%) percent of the Company’s issued and outstanding shares at the time of issuance.

The Company now owns land and the patented mining rights North of Elko, Nevada nearby the formation known as the Carlin Trend. The Company’s property includes two patented claims – the Virginia and Vanity Fair patented claims - comprising what is known as the Prunty Mine Area (Vanity Fair, Virginia, 3871 Mining Survey Number). The 2 patented mining claims (Prunty Mine – Virginia and Vanity Fair Patents) total approximately 40 acres. The importance of these patented claims cannot be underestimated. We own the Patented Mining Claims and the mineral rights associated with the Patents have no expiration date, subject to property taxes being paid on the property.

Operationally, the Company intends to outsource fully 100% of the exploration, site preparation and extraction operations to a third party who provides all manpower, equipment and operational expenses associated therewith. Insomuch as this work will be outsourced and the Company income will be based on based on profits from the sale of gold recovered by the contractors, the Company cannot speak to the outsourced expenditures related to exploration, site preparation and extraction.

As such, the proceeds will largely be utilized for payroll, outsourced consultants and asset maintenance and development. The Company plans to retain five full time staff and lease nominal executive office facilities in Nevada. All legal, accounting, shareholder relations and geology can be outsourced to consultants as needed. Business development is limited to developing and maintaining a website presence, and nominal travel and business entertainment expense. The primary additional operations entail asset development, which includes the maintenance of applicable permits and claim renewals, as well as the outsourced production of independent Reserve Reports annually.

Plan of Operation

The operational plan for the next twelve (12) months consists of several major phases. The first phase is raising additional funds and increasing the number of investors. In order for us to start the mining process we need to raise a minimum of $1.3 million through its current direct private offering and other alternative financing opportunities.

During the period of fund raising, we will be selecting a fee based mining company who will be handling the day to day mining operations. Also, we have identified, via our staff geologist, the best location on the property to begin the mining operations. Once the funding is in place, mining operations will be started.

When mining operations become stable and productive, Rancho management will begin searching out additional patented and unpatented claims that show significant opportunities for increasing operations and revenue. We plan to start with local and regional mining operations such as Humboldt, and make suitable proposals for joint partnerships or possibly outright purchases.

Results of Operations

Results of Operations for the year ended September 30, 2016 compared to the year ended September 30, 2015:

Company has generated no revenues from July 24, 2015 (Inception) through September 30, 2016.

Our operating expenses from for the year ended September 30, 2016 were $155,255, resulting in a net loss of $164,297, compared with operating expenses of $143,434, resulting in a net loss of $143,434 for the same period in 2015. Our operating expenses consist of general and administrative expenses comprised mainly of consulting, accounting and legal expenses.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $164,297 as of September 30, 2016, working capital deficit of $335,431 and accumulated deficit of $307,731. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the year ended September 30, 2016 was $11,822.

Net cash provided by financing activities during the year ended September 30, 2016 was $12,150.

The ability of the Company to continue its operations is dependent on Management's plans, which includes the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, which may include term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Critical Accounting Policies

We intend to utilize the extended transition period provided in Securities Act Section 7(a)(2)(B) as allowed by Section 107(b)(1) of the JOBS Act for the adoption of new or revised accounting standards as applicable to emerging growth companies. Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with these new or revised accounting standards. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, impairment analysis of intangibles and stock-based compensation.

The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company’s critical accounting policies follows:

Long-Lived Assets:

Recognition and measurement

Items of property, plant and equipment are measured at cost less accumulated depreciation and accumulated impairment losses. Cost includes expenditure that is directly attributable to the acquisition of the asset. When parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items (major components) of property, plant and equipment. Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized net within “other income” in profit or loss.

Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return.

License fee revenue is recognized on a straight-line basis over the term of the license agreement.

When the Company enters into arrangements that contain more than one deliverable, the Company allocates revenue to the separate elements under the arrangement based on their relative selling prices in accordance with FASB ASC 605-25.

Stock-based Compensation

FASB ASC 718, Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and consultants and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. The Black-Scholes model is utilized to calculate the fair value of equity instruments.

Recently Issued and Adopted Accounting Pronouncements

The Company has evaluated all recently issued and adopted accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-10 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

The Company maintains “disclosure controls and procedures”, as such terms are defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company acknowledges that any controls and procedures can provide only reasonable assurances of achieving the desired control objectives.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of September 30, 2016. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

(b) Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving their objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

During the year ended September 30, 2016, the Company engaged an independent accounting firm to assist with the evaluation of the effectiveness of our internal controls over financial reporting. Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2016, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other non-material weaknesses in several areas of data management and documentation.

The Company’s management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exists. Accordingly, as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented on a timely basis by the Company’s internal controls.

While the material weakness set forth above were the result of the scale of our operations and are intrinsic to our small size, the Company believes the risk of material misstatements relative to financial reporting are minimal.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of all of the directors and executive officers of the Company and the positions they hold as of the date hereof. The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Michael S. Midlam, 61	Chief Executive Officer, President, Director	Since Inception	None
Lawrence W. Geeck, 66	Chief Financial Officer, Treasurer, Secretary, Director	Since Inception	None
Jeff Hallman, 56	Director	Since Inception	None
Baron W. David Leavitt, 46	Chairman of the Board of Directors	Since October 28, 2015	None

Term of Office

Should a vacancy exist, the Company’s Board of Directors has the power to nominate and appoint a director or directors to fill such vacancy, and each shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

Michael S. Midlam: He was Founder, President and Chief Executive Officer of Service One Insurance Services from 2009-2014. Prior to that, as a Partner and later President and Chief Executive Officer of Asset Marketing Systems Insurance Services (AMS), he grew the business to approximately $1.7B in annuity premiums, and set an industry world record for index annuity sales of $1.7B in premiums in 2004. At the time of his exit in 2009, AMS had $12B under management and 250 employees. During his tenure as President and Chief Executive Officer of AMS, he created Madison Avenue Securities, Inc., the first broker/dealer owned by an independent annuity wholesaler – with 140 licensed representatives and over $1B in assets under management. Prior to that, as Director of Management Development for the IOF Foresters, he trained 1,000 agents and sales managers within the IOF system.

He gained experience in mining, oil and gas early in his career, where he worked as a field-laborer on several drilling projects. Later he sold several developmental and exploratory drilling programs. He understands mining, understands the territory the Company projects are located on, has been involved from an equity and financial standpoint in Humboldt mining since 2009 and has the knowledge and ability to pull together the pieces necessary to make the mine functional.

Mr. Midlam has also served on the Marketing Advisory Board of Allianz Life Insurance Company of North America (as Chairman), Old Mutual Financial Life Insurance Company, and ING North American Insurance Corporation. He has published two patents on retail and institutional hedging, and is author of The Retirement Guide – a national bestseller in Canada.

Lawrence W. Geeck: He brings extensive executive experience in Financial Services, Federal Banking Compliance, Bank Loan Management, Software Products Development, Technology Consulting, Systems Reengineering, and IT positions including: Chief Financial Officer, Director, Secretary, Treasurer at Rancho Santa Fe Mining (2015); Executive Vice President and Director of APS Capital Group, a startup in the financial services industry performing M&A activities in the financial services industry. (2014-Current); Chief Operations Officer at Alternative Design Insurance Services, producers of financial products marketed nationwide by insurance agents and brokers - he oversaw and implemented a cloud-computing based environment to manage contracts, contractors and consultants.  (2010-2014); Chief Technology Officer at Service One Insurance Services (2010-Current); and, Chief Information Officer at Competitive Edge Software, producers of commercial bank software packages for performing bank federal compliance. (2001-2010). His key areas of expertise include financial, strategic and operational business planning, startup-company building, business and competitive analyses, and technology planning.

Mr. Geeck is published in several technical trade journals and online publications, and holds a BA from Oakland University and an MBA from National University.

Jeff Hallman: Mr. Hallman has worked around gold and precious metals since the late 1960’s where he began in the family jewelry business. He gained experience evaluating wholesale precious metals as a partner in Jahdco beginning in 1976, and opened Patriot Jewelers in 1984. In 2000, he began marketing gold stocks and helping capitalize public and private companies in the space; leading to his relationship with Humboldt Mining beginning 2005 and until present. Mr. Hallman has been active in nonprofit organizations counseling children, working as a chaplain for the Sharp Hospital System and serving on the Board of Sunshine Haven, a non-profit serving underprivileged children and their families in El Cajon, CA.

Baron W. David Leavitt: Mr. Leavitt was the Chairman of Humboldt Mining Company. B. W. David Leavitt’s family has had property and mining claims in the region for more than one hundred years. Much of the acreage of the Humboldt National Forest was given to the state

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Legal Proceedings

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Since inception, we have not had a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors was not required.

Code of Ethics and Business of Conduct

We have not adopted a Code of Ethics and Business of Conduct.

Item 11. Executive Compensation.

The compensation provided to our “named executive officers” for 2016 and 2015 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section. This section explains our executive compensation philosophy, objectives and design, our compensation-setting process, our executive compensation program components and the decisions made for compensation in respect of 2015 for each of our named executive officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(1)
Michael Midlam	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, Director	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lawrence Geeck	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO, Secretary and Treasurer and Director	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jeff Hallman	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Baron W. David Leavitt	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman of the Board of Directors	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	No cash salaries have been paid by the Company.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors receive no annual salary or bonus for their service as members of the Company’s board of directors.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, Michael Midlam, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 12, 2017, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of the applicable security, including options that are currently exercisable or exercisable within 60 days of January 12, 2017. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Our calculation of the percentage of beneficial ownership is based on 31,576,000 shares of our common stock issued and outstanding as of January 12, 2017.

Common stock subject to stock options currently exercisable or exercisable within 60 days of January 12, 2017, are deemed to be outstanding for computing the percentage ownership of the person holding these securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Rancho Santa Fe Mining, Inc., 500 N Rainbow Blvd, Suite 300, Las Vegas, NV 89107.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Michael Midlam (3)	Common	4,500,000	14.25%
Lawrence Geeck (4)	Common	4,500,000	14.25%
Jeff Hallman (5)	Common	4,500,000	14.25%
Baron W. David Leavitt (6)	Common	6,750,000	21.38%
Robert Dennis 7521 Esfera Street Carlsbad, CA 92009	Common	5,400,000	17.10%
All Officers, Directors and Beneficial Owners as a Group (5 persons)	Common	25,650,000	81.23%
5% Holders Kodiak Capital Group, LLC (7)	Common	3,000,000	9.50%

(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 31,576,000 issued and outstanding shares of common stock as of January 12, 2017.

(3) Michael Midlam is a Director and the Company's President and CEO. His beneficial ownership includes 4,500,000 common shares.

(4) Lawrence Geeck is a Director and the Company’s CFO, Secretary and Treasurer. His beneficial ownership includes 4,500,000 common shares.

(5) Jeff Hallman is member of the Company’s Board of Directors. His beneficial ownership includes 4,500,000 common shares directly owned.

(6) Baron W. David Leavitt is member of the Chairman of the Company’s Board of Directors. His beneficial ownership includes 6,750,000 common shares directly owned.

(7)   On September 30, 2015, the Company entered into an Equity Purchase Agreement (the “Agreement”) with Kodiak Capital Group, LLC (“Kodiak”) whereby Kodiak can purchase up to $5,000,000 of the Company’s common stock.  Pursuant to the Agreement, the Company agreed to issue to Kodiak 3,000,000 shares of the Company’s common stock as a commitment fee (the “Commitment Fee Shares”).  The Company issued the Commitment Fee Shares on February 10, 2016.  In accordance with the terms of the Agreement, on April 28, 2016, the Company provided to Kodiak a termination notice and the Company is now in the process of effecting the return or cancellation of the Commitment Fee Shares, as well as pursuing any other available legal remedies.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

 Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

•	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

For the period from July 24, 2015 (date of inception) to September 30, 2016, two of the Company’s executive officers/shareholders had advanced $249,626 for expenses relating to the Company and its operations. There are no written agreements between the executive officers/shareholders and the Company with respect to any of the above advances.

On October 28, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase”) with Humboldt Mining Company, Inc., a Nevada corporation (“HMCI”). Pursuant to the Asset Purchase Agreement, the Company acquired 100% of certain assets owned by HMCI, including, but not limited to: (i) all the real property, leasehold improvements, fixtures, furniture, machinery and equipment owned by the HMCI and relating to or used in HMCI’s operations; and, (ii) all inventory, including finished goods, raw materials and work in process as well as the right to receive inventory ordered by the HMCI for use in its operations; and, (iii) in addition to the foregoing, we acquired all the books and records of HMCI, as well as all intangible assets held, owned or controlled by HMCI (collectively, (i), (ii) and (iii) are referred to hereinafter as the “Acquired Assets”.

In exchange for the Acquired Assets the Company issued to the HMCI shareholders Thirteen Million Five Hundred Thousand shares of the Company’s $0.001 par value common stock, which represented fifty (50%) percent of the Company’s issued and outstanding shares at the time of issuance. A copy of the Asset Purchase Agreement may be found as an Exhibit attached to this Registration Statement.

At the time of this transaction, our current Chairman of the Board Directors, Mr. Baron W. David Leavitt was a shareholder in Humboldt Mining Company and its Chairman of the Board. Pursuant to the terms of the transaction, Mr. Leavitt was issued shares of the Company and was appointed to the Company’s Board of Directors as Chairman.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

	2016	2015
Audit Fees	$13,370	$19,083
Audit-Related Fees	$—	$—
Tax Fees	$2,000	$—
All Other Fees	$0	$0
TOTAL	$15,370	$19,083

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on July 24, 2015 (1)
3.2	Bylaws (1)
10.1	Asset Purchase Agreement between the Company and Humboldt Mining Company, Inc. (1)
10.2	Form Copy of the Company’s Subscription Agreement (2)
10.3	Equity Purchase Agreement between the Company and Kodiak Capital Group LLC. (3)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema Document (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on December 15, 2015.
(2)	Filed as an exhibit to the Company’s Registration on Form S-1, as filed with the Securities and Exchange Commission on February 29, 2016.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 5, 2016.
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHO SANTA FE MINING, INC.

Date: January 13, 2017	By:	/s/ Michael S. Midlam
	Name:	Michael S. Midlam
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2017	By:	/s/ Lawrence W. Geeck
	Name:	Lawrence W. Geeck
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael S. Midlam	Principal Executive Officer, Director	January 13, 2017
By: Michael S. Midlam

/s/ Lawrence W. Geeck	Principal Financial Officer and Principal Accounting Officer, Director	January 13, 2017
By: Lawrence W. Geeck

/s/ Jeff Hallman	Director	January 13, 2017
Jeff Hallman

/s/Baron W. David Leavitt	Director	January 13, 2017
Baron W. David Leavitt

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rancho Santa Fe Mining, Inc.

San Diego, California 92123

We have audited the accompanying balance sheets of Rancho Santa Fe Mining, Inc. as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2016 and for the period from July 24, 2015 (inception) to September 30, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancho Santa Fe Mining, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the year ended September 30, 2016 and for the period from July 24, 2015 (inception) to September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, PC

KWCO, PC

Odessa, Texas

January 13, 2017

RANCHO SANTA FE MINING, INC.
BALANCE SHEETS
September 30, 2016 and 2015

	2016	2015
ASSETS

CURRENT ASSETS

Cash	$1,631	$1,303
Prepaid expenses	—	6,160

Total current assets	1,631	7,463

PROPERTY AND EQUIPMENT
Mining Property	57,700	—

Total assets	$59,331	$7,463

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$59,023	$2,500
Accounts payable - related parties	249,626	147,047
Accrued Liabilities	913	—
Note Payable, 12% on demand	27,500	—

Total current liabilities	337,062	149,547

TOTAL LIABILITIES	337,062	149,547

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 30,000,000 and 13,500,000 shares issued and outstanding at September 30, 2016 and September 30, 2015, respectively	30,000	13,500
Stock subscription receivable	—	(12,150)
Accumulated deficit	(307,731)	(143,434)

Total stockholders' deficit	(277,731)	(142,084)

Total liabilities and stockholders' deficit	$59,331	$7,463

The accompanying notes are an integral part of these financial statements.

RANCHO SANTA FE MINING, INC.
STATEMENTS OF OPERATIONS
For the period from July 24th (Inception) to
September 30, 2015 and year ended September 30, 2016

	2016	2015
EXPENSES
General and administrative:
Accounting and legal	$89,086	$92,559
Consulting	24,533	40,204
General and administrative	41,636	10,671

Total expenses	155,255	143,434

OPERATING (LOSS)	(155,255)	(143,434)

OTHER EXPENSE
Interest Expense	9,042	—

Total Other Expense	9,042	—

NET (LOSS)	$(164,297)	$(143,434)

NET LOSS PER SHARE - BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,807,692	13,500,000

The accompanying notes are an integral part of these financial statements.

Rancho Santa Fe Mining, Inc.
Statement of Stockholders' Deficit
For the period from July 24, 2015 (Inception) to September 30, 2015
And the Year Ended September 30, 2016

				Stock	Retained	Total
	Common	Amount	Paid-in	Subscriptions	(Deficit)	Stockholders’
	Shares	Capital	Capital	Payable	Stage	Deficit
Balance July 24, 2015	—	$—	$—	$—	$—	$—

Shares issued to founders pursuant to initial organization minutes dated July 24, 2015
- Michael S. Midlam	4,500,000	4,500	—	(4,050)	—	450
- Lawrence W. Geeck	4,500,000	4,500	—	(4,050)	—	450
- Jeffrey Hallman	4,500,000	4,500	—	(4,050)	—	450
Net loss	—	—	—	—	(143,434)	(143,434)

Balance September 30, 2015	13,500,000	13,500	—	(12,150)	(143,434)	(142,084)

Collection of stock subscriptions	—	—	—	12,150	—	12,150
Acquisition of Humboldt Mining	13,500,000	13,500	—	—	—	13,500
Common stock issued for services	3,000,000	3,000	—	—	—	3,000
Net Loss	—	—	—	—	(164,297)	(164,297)

Balance September 30, 2016	30,000,000	$30,000	$—	$—	(307,731)	(277,731)

RANCHO SANTA FE MINING, INC.
STATEMENTS OF CASH FLOWS
For the period from July 24th (Inception) to
September 30, 2015 and year ended September 30, 2016

	2016	2015
OPERATING ACTIVITIES
Net loss	$(164,297)	$(143,434)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	3,000	—
Note payable issued for services	27,500	—

Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	6,160	(6,160)
Increase (Decrease) in accounts payable	12,323	2,500
Increase in accounts payable-related parties	102,579	147,047
Increase in accrued liabilities	913	—

Net cash used by operating activities	(11,822)	(47)

FINANCING ACTIVITIES
Payment of stock subscription receivable	12,150	1,350

Net cash provided by financing activities	12,150	1,350

NET INCREASE IN CASH	328	1,303

CASH, BEGINNING OF YEAR	1,303	—

CASH, END OF YEAR	1,631	$1,303

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities
Acquisition of Humboldt mine	$(57,700)	$—
Common stock issued in acquisition of Humboldt mine	13,500	—
Liability assumed with Humboldt mine acquisition	44,200	—
	—	—

The accompanying notes are an integral part of these financial statements.

Rancho Santa Fe Mining, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

Note 1 – Organization and Business Activity

Rancho Santa Fe Mining, Inc. (“RSFM” or the “Company”) was incorporated in the State of Nevada on July 24, 2015. The Company’s business plan details a strategy to seek out and acquire various precious metal mining assets in the State of Nevada. RSFM is a developmental stage company engaged in precious metals exploration with the objective of becoming a substantial gold producer. The Company is currently focused on the advancement of its two principal projects:  the Virginia and Vanity Fair patented claims, both of which are located in northern Nevada, which were acquired in October 2015.

Operationally, the Company intends to outsource all of the exploration, site preparation and extraction to a third-party who provides all the manpower, equipment and operational expenses associated therewith. The third-party operator will compensate the Company through a royalty equal to 20% to 30% of the gold reserves recovered and sold by this party from the acquired mining claims noted above. The Company plans to retain four full time staff members in various capacities and lease office facilities in Nevada and California. Legal, accounting, shareholder relations and geology will be outsourced to consultants as needed. Business development for the Company will be limited to developing and maintaining a website presence, nominal travel and business expense.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation—The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The Company has selected September 30th as their fiscal year end.

Going Concern—As shown in the accompanying financial statements, the Company has limited cash and no revenues and has accumulated a deficit of $307,731 as of September 30, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and short-term borrowings if necessary that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Use of Estimates—Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents—Cash and cash equivalents consist of all cash balances and liquid investments with an original maturity of three months or less. Because of the short maturity of these   investments, the carrying amounts approximate their fair value.

Fair Value Measures - ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.

Financial Instruments—The Company’s financial instruments consist principally of cash, prepaid expenses, and accounts payable, accrued liabilities and a note payable.  Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assts.  The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or duration.

Mineral Properties—Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. When proven and probable reserves are determined for a property, subsequent development costs on the property would be capitalized. If a project were to be put into production, capitalized development costs would be depleted on the units of production basis determined by the proven and probable reserves for that project.

Asset Retirement Obligation – Future obligations to retire an asset, including site closure, are recorded as a liability at the fair value incurred. The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free interest rate and an estimated inflation factor. The value of the liability is evaluated at least annually or as new information becomes available. As reclamation work is performed or liabilities are otherwise settled, the recorded liability amount will be reduced.

Future reclamation expenditures are difficult to estimate in many circumstances due to the early stage nature of the exploration project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation technology. Changes in estimates are reflected in the statement of operations in the period an estimate is revised.

Loss Per Common Share—Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and does not include the impact of any potentially dilutive common stock equivalents.  Potential common shares are not included in the computation of loss per share, as their effect is antidilutive.

Impairment of Long-Lived Assets —The Company reviews and evaluates its long-lived assets for impairment annually and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is determined to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management’s relative confidence in such materials.

In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Mining Development Costs—Mine development costs are amortized using the units of production method based upon projected recoverable ounces in proven and probable reserves. Projected recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves.  As of September 30, 2016, no mines are in production therefore none are being amortized.

Revenue Recognition—The Company has not yet achieved any revenues.  Revenue will be recognized on royalties from the sale of gold, silver, and other metal sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has been transferred to the customer, and collectability is reasonably assured.

Advertising Costs—The Company expenses advertising costs as they are incurred and had no advertising costs as of September 30, 2016 and 2015.

Income Taxes—The Company accounts for income taxes using the liability method, which recognizes certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit, if any, by recording the change in either the net deferred income tax liability or asset balance for the year.

At September 30, 2016, the Company recorded a valuation allowance against all of its deferred income tax assets, which it believes, based on the weight of available evidence; it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Stock-based Compensation—The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505 “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Reclassifications—Certain accounts in the prior period’s financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Recent Accounting Pronouncements—The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Related Party Transactions

For the year ended September 30, 2016 and the period from July 24, 2015 (inception) to September 30, 2015, two of the Company’s executive officers/shareholders had advanced $249,626 and $147,047, respectively for expenses relating to the Company and its operations. These advances have been reflected in the accompanying balance sheet under the caption “accounts payable – related parties.”

Note 4 – Note Payable

On June 21, 2016 the Company issued a convertible promissory note with a law firm in the amount of $27,500. The note is a 12 percent interest rate and is due on demand. At any time while this note is outstanding, the holder may convert all or any portion of the outstanding principal and accrued and unpaid interest into shares of Common Stock of the Company in an amount of common stock equal to (x) the Conversion Amount (the numerator) divided by (y) seventy-five percent (75%) (representing a 25% discount) of the average five (5) trading day closing bid price of the Company’s Common Stock during the (5) trading days immediately prior to the conversion date.

Note 5 – Federal Income Taxes

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate.  The reasons for the difference and the related tax effects for the period ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2016

Net Loss	$(164,297)	$(143,434)

Tax benefit at statutory rates of 34%	$55,861	$48,768
Non-deductible expenses	—	—
Change in valuation allowances	(55,861)	(48,768)

Net income tax benefit	$—	$—

The components of the deferred tax assets are as follows:

	September 30, 2016	September 30, 2015

Deferred tax assets
Net operating loss carry-forward	$(104,629)	$(48,768)

Total Deferred tax asset	(104,629)	(48,768)
Less: valuation allowance	104,629	48,768

	$—	$—

The Company has no deferred tax liabilities.

As of September 30, 2016, the Company had a federal income tax net operating loss carry forward of approximately $307,731 to offset future taxable income, which begins to expire in 2025. The Company has never had an Internal Revenue Service audit.

Note 6 – Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability is accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, will be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.

Note 7 – Subsequent Events

The Company’s management have evaluated subsequent events through the date the financial statements were available for issuance. In the opinion of the Company’s management, there have been no significant events since September 30, 2016, other than a lawsuit that was set aside on July 29, 2016 and then refiled on October 6, 2016. The Company has filed a reply and countersuit against the plaintiff on November 25, 2016.

